Form 10-Q
period 1995-02-28
HELIAN HEALTH GROUP INC
filed 1995-04-14
CIK 856288

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                    FORM 10-Q

                  (Mark One)
                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended February 28, 1995
                                                   OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For  the transition period from         to
                                                          --------    ----------

                         Commission File Number 2-18244

                           ---------------------------

                            HELIAN HEALTH GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     95-4070276
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

9600 Blue Larkspur Lane, Suite 201
       Monterey, California                                 93940
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (408) 646-9000

                        (Former name, former address and
            former fiscal year, if changed since last report): NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                      ----    ----

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of April 12, 1995 was 5,450,705 shares.
================================================================================

                            HELIAN HEALTH GROUP, INC.
                           Form 10-Q Quarterly Report


                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements .....................................   1

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................   5


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings ........................................   7

         Item 2 - Changes in Securities ....................................   7

         Item 3 - Defaults Upon Senior Securities ..........................   7

         Item 4 - Submission of Matters to a Vote of Security Holders ......   7

         Item 5 - Other Information ........................................   7

         Item 6 - Exhibits and Reports on Form 8-K .........................   7



                            HELIAN HEALTH GROUP, INC.
                           Consolidated Balance Sheets


                                                                                           FEBRUARY 28, 1995       NOVEMBER 30, 1994
                                                                                           -----------------       -----------------
                                                                                              (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents .....................................................              $ 4,843,149             $ 4,118,459
   Short-term investments ........................................................                1,590,899               1,617,491
   Accounts receivable, net of allowance for doubtful
     accounts of $1,252,654 in 1995 and $1,146,964 in 1994 .......................                5,738,022               6,854,010
   Current portion of notes receivable ...........................................                  185,752                 186,671
   Inventories ...................................................................                  541,051                 508,969
   Income taxes receivable .......................................................                1,071,930               1,071,930
   Deferred income taxes .........................................................                1,135,489               1,040,958
   Prepaid expenses and other current assets .....................................                  482,927                 683,265
                                                                                                -----------             -----------
       Total current assets ......................................................               15,589,219              16,081,753

Investment in affiliated companies ...............................................                  388,343                 401,012
Notes receivable .................................................................                  345,321                 398,875
Property and equipment, net ......................................................               12,303,275              12,655,061
Intangible assets, net ...........................................................                1,022,785               1,140,472
Other assets, net ................................................................                  220,478                 235,877
                                                                                                -----------             -----------
TOTAL ASSETS .....................................................................              $29,869,421             $30,913,050
                                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................              $   380,052             $   879,260
   Accrued compensation and related expenses .....................................                1,932,192               1,654,247
   Other accrued liabilities .....................................................                  630,655                 442,215
   Payable to Palo Alto Medical Foundation .......................................                  126,157                 306,156
   Current portion of long-term debt .............................................                1,076,279               1,135,178
                                                                                                -----------             -----------
       Total current liabilities .................................................                4,145,335               4,417,056

Deferred income taxes ............................................................                  213,000                 213,000
Payable to Palo Alto Medical Foundation ..........................................                  150,000                 150,000
Long-term debt ...................................................................                5,886,225               6,103,603
Minority Interest ................................................................                    2,373                  57,439
                                                                                                -----------             -----------
       Total liabilities .........................................................               10,396,933              10,941,098
                                                                                                -----------             -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares authorized, 5,450,475
   shares issued and outstanding for 1995 (5,437,928 in 1994) ....................                   54,505                  54,380

   Additional paid-in capital ....................................................               15,045,040              14,986,349
   Retained earnings .............................................................                4,463,863               5,022,143
   Less: Treasury stock, at cost, 25,500 shares ..................................                  (90,920)                (90,920)
                                                                                                -----------             -----------
       Total stockholders' equity ................................................               19,472,488              19,971,952


TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY ......................................              $29,869,421             $30,913,050
                                                                                                ===========             ===========


                            HELIAN HEALTH GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                THREE MONTHS ENDED FEBRUARY 28,
                                                                                            ----------------------------------------
                                                                                                 1995                      1994
                                                                                                 ----                      ----
REVENUES:
  Patient revenues ...........................................................              $  6,636,410               $  8,117,810
  Management fees and lease income ...........................................                 1,030,876                  1,000,511
  Other ......................................................................                    95,097                       --
                                                                                            ------------               ------------
Total revenues ...............................................................                 7,762,383                  9,118,321
                                                                                            ------------               ------------

COSTS AND EXPENSES:
  Salaries and wages .........................................................                 3,435,373                  3,286,313
  Employee benefits ..........................................................                   776,436                    562,049
  Fees to individuals and organizations ......................................                   814,052                  1,000,199
  Supplies and other expenses ................................................                   569,343                    781,586
  Purchased services .........................................................                   487,846                    479,260
  Building and equipment rent ................................................                   473,998                    471,122
  Provision for doubtful accounts ............................................                   272,144                    644,412
  Other operating costs ......................................................                 1,005,969                    985,710
  Depreciation and amortization ..............................................                   681,671                    677,142
                                                                                            ------------               ------------
Total costs and expenses .....................................................                 8,516,832                  8,887,793

OPERATING INCOME (LOSS) ......................................................                  (754,449)                   230,528

Interest income ..............................................................                    78,566                     96,630
Interest expense .............................................................                  (155,929)                  (266,750)
                                                                                            ------------               ------------

Income (loss) before provision for (benefit from)
  income taxes and minority interest .........................................                  (831,812)                    60,408

Minority interest ............................................................                   (55,066)                  (195,535)

Provision for (benefit from) income taxes ....................................                  (218,466)                   105,858
                                                                                            ------------               ------------

NET INCOME (LOSS) ............................................................              $   (558,280)              $    150,085
                                                                                            ============               ============

Net income (loss)  per share .................................................              $       (.10)              $        .03
                                                                                            ============               ============

Shares used in calculation
  of net income (loss) per share .............................................                 5,450,053                  5,434,278
                                                                                            ============               ============

                                       2


                            HELIAN HEALTH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                 THREE MONTHS ENDED FEBRUARY 28,
                                                                                           -----------------------------------------

                                                                                                 1995                       1994
                                                                                                 ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................................                 ($558,280)             $     150,085
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization .............................................                   681,671                    677,142
   Provision for doubtful accounts ...........................................                   272,144                    644,412
   Deferred income taxes .....................................................                   (94,531)                      --
   Equity in loss of affiliates ..............................................                    12,669                    162,704
   Minority interest in consolidated subsidiaries ............................                   (55,066)                  (195,535)

   Changes in operating assets and liabilities:
      Accounts receivable ....................................................                   843,844                   (481,319)
      Prepaid expenses and other assets ......................................                   168,256                   (228,877)
      Accounts payable and accrued liabilities ...............................                  (212,822)                  (149,035)
      Income taxes payable ...................................................                      --                      105,858
                                                                                           -------------              -------------
Net cash provided by operating activities ....................................                 1,057,885                    685,435
                                                                                           -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .......................................                  (215,249)                  (583,021)
   Sales (purchases) of short-term investments, net ..........................                    26,592                 (1,645,167)
   Repayment on notes receivable .............................................                    54,473                  1,194,049
   Decrease in intangibles, net ..............................................                    18,450                       --
                                                                                           -------------              -------------
Net cash used in investing activities ........................................                  (115,734)                (1,034,139)
                                                                                           -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt ................................................                  (295,398)                (1,031,707)
   Issuance of common stock ..................................................                    58,816                      2,851
   Proceeds from borrowings of long-term debt ................................                    19,121                  1,756,053
                                                                                           -------------              -------------
Net cash (used in) provided by financing activities ..........................                  (217,461)                   727,197
                                                                                           -------------              -------------
Net increase in cash and cash equivalents ....................................                   724,690                    378,493

Cash and cash equivalents at beginning of period .............................                 4,118,459                  1,074,653
                                                                                           -------------              -------------
Cash and cash equivalents at end of period ...................................             $   4,843,149              $   1,453,146
                                                                                           =============              =============


                            HELIAN HEALTH GROUP, INC.
                   Notes to Consolidated Financial Statements


 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly Helian Health Group's consolidated financial position as of February 28, 1995 and November 30, 1994,and the results of operations for the three month periods ended February 28, 1995 and 1994, which results are not necessarily indicative of results on an annual basis.

 2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report for the fiscal year ended November 30, 1994 on Form 10-K.

 3. The consolidated financial statements include the accounts of Helian and its wholly-owned subsidiaries. The Company consolidates all partially-owned subsidiaries where it possesses the ability to exercise significant influence or control over operating and financial policies of the subsidiary. The equity method of accounting is generally used when the
    Company has a 20% to 50% interest in other entities. All material intercompany transactions and balances have been eliminated in consolidation.

 4. The Company generates revenues principally from the following sources:

    Patient revenues are recorded when the service is provided to the patient and are recognized net of allowances and contractual adjustments related to third-party payers. Provisions for doubtful accounts are recorded as operating expenses.

    Management fees and lease income are recorded monthly under agreements with the Surgecenter of Palo Alto, which is managed by the Company. The management fees are based on a percentage of gross revenue and adjusted net income plus all direct costs of Surgecenter personnel. The Company leases furniture, fixtures and equipment and subleases the facility to the Surgecenter.

 5. Property, plant and equipment consisted of the following:


                                                  FEBRUARY 28,      NOVEMBER 30,
                                                      1995              1994
                                                      ----              ----
     Land and land improvements ............      $  1,712,156      $  1,712,156
     Building ..............................         3,962,107         3,953,727
     Furniture, fixtures and equipment .....        10,298,063        10,098,507
     Leasehold improvements ................         2,634,428         2,626,536
                                                  ------------      ------------
                                                    18,606,754        18,390,926
     Less accumulated depreciation
     and amortization
                                                     6,303,479         5,735,865
                                                  ------------      ------------
     Net property and equipment ............      $ 12,303,275      $ 12,655,061
                                                  ============      ============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The Company had revenues of $7,762,000 and a net loss of $558,000 for the quarter ended February 28, 1995, as compared to revenues and net income of $9,118,000 and $150,000, respectively, for the same period of 1994. Revenues were lower primarily due to a decrease in average revenue per patient visit and lower patient visits in certain of the Company's operations, partially offset by an increase in patient visits in other operations. Average revenue per patient visit decreased as a result of higher than anticipated patient discounts, which was primarily due to the Company's transition into a managed care provider system. Excluding the Surgecenter of Palo Alto, which derives its revenue and net income from a management contract, total patient visits and average revenue per visit were 65,534 and $101, respectively, for the 1995 quarter as compared to 64,494 and $126, respectively, for the 1994 quarter. The Company expects that profit margins will likely be suppressed as the Company, and the health care industry in general, transitions from fee-for-service reimbursement to discounted fee-for-service to an end system of capitation or other risk-based reimbursement arrangement,

Salaries and wages increased $149,000, or 4.5%, for the three months ending February 28, 1995 as compared to the same period in 1994. The increase resulted primarily from hiring additional staff at certain facilities to service increased business, partially offset by converting full time positions to "as needed" per diem positions in other facilities.

Employee benefits increased $214,000, or 38%, for the first quarter of 1995 compared to the same quarter of 1994. The increase principally resulted from higher health and life insurance costs in 1995 as compared to 1994.

Fees to individuals and organizations decreased, as a percentage of revenues, from 11.0% for the three months ended February 28, 1994 to 10.5% for the comparable period of 1995. The decrease is a function of lower revenues and efforts to reduce outside costs as revenues decrease.

Supplies and other expenses decreased, as a percentage of revenues, from 8.6% to 7.3% for the three months ended February 28, 1994 and 1995, respectively. Cost containment efforts by the facilities, including enhanced inventory controls, resulted in lower purchases for 1995. The lower costs were partially offset by costs related to increased patient visits.

Provision for doubtful accounts decreased from 7.1% to 3.5%, as a percentage of revenues, for the three months ended February 28, 1994 and 1995, respectively. The decrease in the provision resulted from increases in allowances for uncollectible accounts at some of the Company's facilities during 1994.

Interest expense decreased from $267,000 for the three months ended February 28, 1994 to $156,000 for the three months ended February 28, 1995. The decrease resulted from a decrease in the average interest the Company pays on a majority of its outstanding debt.

The provision for (benefit from) income taxes, as a percentage of income (loss) before income taxes, decreased from 41.4% to (24.6%) for the three months ended February 28, 1994 and 1995, respectively. The Company's benefit rate of 24.6% is less than the statutory rate due to the possibility not all net operating losses will provide future tax deductions.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 1995, the Company had working capital of $11,444,000 and a working capital ratio of 3.76 to 1, compared to working capital of $11,665,000 and a working capital ratio of 3.64 to 1 at November 30, 1994.

The Company's debt to equity ratio remained constant at .36 to 1 for the periods ended February 28, 1995 and November 30,1994.

Cash and cash equivalents increased by $725,000 from $4,118,000 at November 30, 1994 to $4,843,000 at February 28, 1995. Of this increase, $1,058,000 resulted from operating activities, which was partially offset by $116,000 from investing activities and $217,000 from financing activities. Cash provided from operations in the amount of $1,058,000 included principally depreciation and amortization, provision for doubtful accounts and changes in operating assets and liabilities, offset by the net loss and changes in deferred income taxes. Cash used in investing activities in the amount of $116,000 consisted primarily of purchases of property and equipment, offset by repayment on notes receivable and net purchases of short-term investments. Cash used in financing activities in the amount of $217,000 included primarily payments of long-term debt.

On April 10, 1995, the Company announced that Thomas D. Wilson had resigned as President, Chief Executive Officer, Chairman of the Board and as a director. In connection with the resignation, the Company has agreed to make a lump sum severance payment of $800,000, which will be accrued in the second quarter.

The  Company   believes  its  cash  reserves,   including  cash  generated  from
operations, and the Company's borrowing capacity, are adequate to meet operating cash requirements for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------

 3.1(1)         Restated Certificate of Incorporation of the Company.

 3.2(5)         Amendment to Certificate of Incorporation of the Company

 3.3(1)         By-laws of the Company.

10.1(1)         Asset Purchase  Agreement between AMI Ambulatory  Centers,  Inc.
                and Helian Health Group of Georgia, Inc., dated as of December 7, 1987.

10.2(1)         1989  Amended and Restated  Stock  Option Plan of Helian  Health
                Group, Inc.

10.3(1) Asset Purchase Agreement among AMI Ambulatory Centers, Inc., Howell Industrial Clinic, Inc. Helian Health Group, Inc., and Helian Health Group of Atlanta, Inc. dated August 9, 1988.

10.4(1)         Asset   Purchase   Agreement   between  Palo  Alto   Surgecenter
                Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

10.5(1) Management Agreement between Palo Alto Surgecenter Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

10.6(1) Equipment Lease between Palo Alto Surgecenter Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

10.7(1) Sublease dated September 22, 1988, between Palo Alto Surgecenter Corporation, as sublessor, and Palo Alto Medical Foundation for Health Care, Research and Education, as sublessor, including Consent to Sublease, covering premises at 400 Forest Avenue, Palo Alto, California.

10.8(1) Repurchase Agreement between Palo Alto Surgecenter Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

10.9(1)         Letter  Agreement  dated October 1, 1987,  between Helian Health
                Group  of  Miami,  Inc.  and  Kenneth  Mikel,  Ph.D.   regarding
                development of additional occupational medical facilities.

10.10(1) Recovery Inn of Los Gatos, a California Limited Partnership, Agreement dated November 18, 1987.

10.11(1) First Amendment to the Limited Partnership Agreement of Recovery Inn of Los Gatos dated January 15, 1988.

10.12(1) Assignment of General Partnership Interest - Recovery Inn of Los Gatos to Helian Recovery Corporation, dated January 29, 1988.

10.13(1) Common Stock Purchase Agreement dated November 16, 1987, between Harvey Knoernschild, M.D., Paul Schrupp, Recovery Inns of America, Inc. and Helian Recovery Corporation.

10.14(1) Assignment Agreement to Stock Purchase Agreement dated June 2, 1989 among Helian Health Group, Inc., Margo Mynderse-Isola and Donald C. Blanding.

10.15(1) Assignment Agreement to Stock Purchase Agreement dated July 14, 1989, among Helian Health Group, Inc., Lori Iaconis and (i) William Hines, (ii) Rose L. Parkes, (iii) Tony M. Schierbeck, and (iv) Kim Richmond.

10.16(1)*       Key Managers Incentive Compensation Plan.

10.17(1)*       Executive Directors Incentive Compensation Plan.

10.18(1) Stock Purchase Agreement between Helian Health Group, Inc. and Andrew Miller, dated February 1, 1987.

10.19(1)*       Employment Agreement dated October 8, 1986, as amended,  between
                Helian Health Group, Inc. and Thomas D. Wilson.

10.20(1)*       Employment  Agreement  dated  January  1, 1993,  between  Helian
                Health Group, Inc. and Andrew Miller.

10.21(1) Stock Option Agreement dated August 1, 1987, between Donald Blanding and Helian Health Group, Inc.

10.22(1)        Amendment to Loan Agreement  between  Helian Health Group,  Inc.
                and Society National Bank.

10.23(1) Term Loan Agreement between Helian Health Group, Inc. and Society National Bank dated October 8, 1986.

10.24(1) Term Loan Agreement between Helian Health Group, Inc. and Society National Bank dated January 19, 1988.

10.25(1) Term Loan Agreement between Helian Health Group, Inc. and Society National Bank dated August 11, 1988.

10.26(1) Security Agreement between Helian Health Group, Inc. and Society National Bank dated October 8, 1986.

10.27(1) Security Agreement between Helian Health Group, Inc. and Society National Bank dated January 19, 1988.

10.28(1) Security Agreement between Helian Health Group, Inc. and Society National Bank dated August 11, 1988.

10.29(1) Pledge Agreement between Helian Health Group, Inc. and Society National Bank dated October 8, 1986.

10.30(1) Amended Pledge Agreement between Helian Health Group, Inc. and Society National Bank dated January 19, 1988.

10.31(1) Amended Pledge Agreement between Helian Health Group, Inc. and Society National Bank dated August 19, 1988.

10.32(1) Waiver Letter dated September 22, 1988, from Society National Bank regarding conditions of Term Loan Agreements.

10.33(1) Lease dated December 20, 1988, between Helian Health Group, Inc., as tenant, and Roger Winslow, as landlord, covering premises at 1000 8th Street, Monterey, California.

10.34(1) Lease dated April 9, 1987, between Austin Occupational Health Center, Inc., as tenant, and Crow-Gottesman-Hill #27, as landlord, covering premises at 2112 Rutland Drive, Suite 180, Austin, Texas.

10.35(1) Lease dated August 15, 1985, including Assignment, between Austin Occupational Health Center, Inc., as tenant, and Dry Doc Building Corporation, as landlord, covering premises at 1213 North IH35, Austin, Texas.

10.36(1) Lease dated September 6, 1984, including Assignments and Assignment, between Helian Health Group of Atlanta, Inc., as tenant, and as successor-in-interest to AMI Ambulatory Centers, Inc. and Howell Industrial Clinic, Inc., and First Union Management, Inc., as landlord, covering premises at 730 Peachtree Building, Atlanta, Georgia.

10.37(1) Lease dated July 12, 1974, including Amendments and Assignments, between Helian Health Group, Inc., as tenant, and as successor-in-interest to Industrial Clinic Professional Corporation and AMI Ambulatory Centers, Inc., and Chestnut Associates, as landlord, covering premises at 3580 Atlanta Avenue, Hapeville, Georgia.

10.38(1)        Lease dated  December 24, 1985,  including  Assignment,  between
                Helian Health Group of Georgia, Inc., as tenant, and as successor-in-interest to AMI Ambulatory Centers, Inc., and Homart Development Co., as landlord, covering premises at 3490 Piedmont Road, N.E., Atlanta, Georgia.

10.39(1) Lease dated February 26, 1987, between Helian Health Group of Georgia, Inc., as tenant, and Peterson Properties as landlord, covering premises at 6475 Jimmy Carter Blvd., Norcross, Georgia.

10.40(1) Lease dated September 10, 1987, between Tucson Occupational Health Center, as tenant, and The Atrium Associates, as landlord, covering premises at 5099 East Grant Road, Tucson, Arizona.

10.41(1) Lease dated May 2, 1980, including Assignment, between Tucson Occupational Health Center as tenant, and as successor-in-interest to Robert Levitin, M.D. and Marcia Levitin, d/b/a Occupational Medicine Clinic of Tucson, and Lot One, T.B.P., as landlord, covering premises at Lot 1, Tucson Business Yard, Tucson, Arizona.

10.42(1) Lease dated May 7, 1976, including Assignment, between Palo Alto Surgecenter Corporation, as tenant, and Gorman Whitney Development Co., as landlord, covering premises at 400 Forest Avenue, Palo Alto, California.

10.44(1) Deed dated November 18, 1987, for land purchased by Recovery Inn of Los Gatos located in Campbell, California.

10.45(1) Agreement Dated May 22, 1988, between Recovery Inns of America, Inc. and San Jose Medical Center.

10.46(1)*       Employment  Agreement  dated  January  1, 1993,  between  Helian
                Health Group, Inc. and Donald C. Blanding.

10.47(5)        Amended and Restated 1989 Stock Option Plan of the Company

10.48(1)*       Stock Option  Agreement  dated as of April 1, 1987,  between the
                Company and William A. Hines.

10.49(1) Loan Agreement dated June 27, 1990, between the Company and First Interstate Bank of California.

10.50(1) Security Agreement dated June 27, 1990, between the Company and First Interstate Bank of California.

10.51(1)        Installment   Note  dated  June  14,  1990,   payable  to  First
                Interstate Bank of California.

10.52(1) Revolving Credit Note dated June 14, 1990, payable to First Interstate Bank of California.

10.53(1) Purchase Agreement dated June 11, 1990, among Well America, a general Partnership, J. Michael Hitt, M.D. and Tucson Occupational Health Center, Inc., a wholly-owned subsidiary of the Company.

10.54(1) Real Estate Purchase Contract and Receipt for Deposit, dated June 1989, between the Company and the Menlo Park Willows, a California Limited Partnership.

10.55(1) Letter Agreement, dated May 29, 1990, between Recovery Inn of Los Gatos, a California Limited Partnership, and Sanwa Bank California, a California corporation, as Corporate Co-Trustee for Carpenters Pension Trust Fund for Northern California.

10.56(1) Letter Agreement, dated June 6, 1990, between Recovery Inn of Los Gatos, a California Limited Partnership, and Tokai Bank of California.

10.57* Amendment of Employment Agreement For Thomas D. Wilson, dated December 21, 1990, between the Company and Thomas D. Wilson.

10.58(2) Asset Purchase Agreement between Steven C. Schumann, M.D., Inc., Steven C. Schumann, M.D., Helian Health Group of Fresno, Inc., and Helian Health Group, Inc., dated April 1, 1991.

10.59(2) Management Service Agreement by and among Helian Health Group of Fresno, Inc., and Steven C. Schumann, M.D., Inc.

10.60(2) Covenant Not to Compete Agreement dated April 1, 1991, between Helian Health Group of Fresno, Inc., and Steven C. Schumann, M.D.

10.61(2) Consulting Agreement dated April 1, 1991, by and between Helian Health Group, Inc. and Steven C. Schumann, M.D.

10.62(3) Asset Purchase Agreement among Southern Back & Orthopaedic Center, P.C., William D. Cabot and Helian Health Group, Inc. dated June 17, 1991.

10.63(3) Employment Agreement between Rehabilitative Back Center of Atlanta, Inc. and William D. Cabot dated June 17, 1991.

10.64(3) Consulting Agreement between Rehabilitative Back Center of Atlanta, Inc. and William D. Cabot dated June 17, 1991.

10.65(3) Medical Supervisor Agreement between Rehabilitative Back Center of Atlanta, Inc. and William D. Cabot dated June 17, 1991.

10.66* Employment Agreement, dated April 1, 1992, between the Company and J. Spencer Davis.

10.67* Employment Agreement, dated August 1, 1992, between the Company and Michael K. McMillan.

10.68(4) Agreement to Provide Guaranty, dated April 16, 1992, as amended by the First Amendment, between the Company and Jacob Noghreian, Jeremy Cole, Jeffrey Aaronson, John Sherman and John Alexander.

10.69(4) Ground Lease, dated April 17, 1992, between the Company and Recovery Inn of Menlo Park, a California limited partnership.

10.70(4) Master Lease, dated October 25, 1991, between Diagnostic Imaging of Atlanta, L.P., and Norwest Financial Leasing, Inc.

10.71(4) Unconditional Guaranty Agreement, dated November 30, 1992, by the Company to Norwest Financial Leasing, Inc.

10.72(4) Guaranty, dated January 22, 1993, by the Company to MetLife Capital Corporation.

10.73(6) Management Agreement between Salinas Surgery Center and Helian ASC of Salinas, Inc., dated, July 15, 1993.

10.74(6)        Partnership   Agreement   between  Helian  ASC  of  Salinas  and
                Concentrated Care, Inc., dated, July 15, 1993

10.75(6) Term Loan Agreement between Palo Alto Surgecenter Corporation and MetLife Capital Corporation dated, August 5, 1993.

10.76(6) Term Loan Agreement between Recovery Inn of Los Gatos, Ltd. and MetLife Capital Corporation dated, August 5, 1993.

10.77(6) Lease dated, March 1, 1993 between Helian Health Group, Inc. and Lightner Place Associates covering premises at 955 Blanco Circle, Suite A, Salinas, California.

10.78(7) Term Loan Agreement between Helian Health Group, Inc., and MetLife Capital Corporation dated, September 14, 1993.

10.79(7) Term Loan Agreement between Salinas Surgery Center and MetLife Capital Corporation dated, November 24, 1993.

10.80(8)*       Employment  Agreement dated March 26, 1994 between Helian Health
                Group, Inc. and William A. Hines.

10.82(9) Loan Agreement dated May 4, 1994 between Helian Health Group, Inc. and Sumitomo Bank of California.

10.83(9) Management Agreement dated February 26, 1994 between Helian Health Group, Inc. and Marin General Hospital.

- ---------------------
*        Employment Agreement or Compensatory Plan or Arrangement.

   1 Incorporated by reference to Registrant's Registration Statement Number 33-31520 on Form S-1, filed October 11, 1989, Amendment Number 2 thereto filed November 21, 1989, and Post-Effective Amendments Number 1 and Number 2 thereto filed November 22, 1990 and January 16, 1991, respectively.

   2 Incorporated by reference to corresponding exhibit number in the Company's Form 8-K filed on April 11, 1991.

   3 Incorporated by reference to corresponding exhibit number in the Company's Form 8-K filed on June 24, 1991.

   4 Incorporated by reference to corresponding exhibit number in the Company's Form 10-K filed on March 1, 1993.

   5 Incorporated by reference to corresponding exhibit number in the Company's Form 10-Q filed on July 14, 1993.

   6 Incorporated by reference to corresponding exhibit number in the Company's Form 10-Q filed on October 14, 1993.

   7 Incorporated by reference to corresponding exhibit number in the Company's Form 10-K filed on February 26, 1994.

  8 Incorporated by reference to corresponding exhibit number in the Company's Form 10-Q filed on April 13, 1994.

  9 Incorporated by reference to corresponding exhibit number in the Company's form 10-Q filed on July 14, 1994.

     (b) Reports on Form 8-K

              None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HELIAN HEALTH GROUP, INC.

April 14, 1995                 -------------------------------------------------
                               HERBERT W. FOSTER, ACTING CHIEF FINANCIAL OFFICER



April 14, 1995                 -------------------------------------------------
                               DONALD C. BLANDING, TREASURER