Form 10-Q
period 1995-05-31
HELIAN HEALTH GROUP INC
filed 1995-07-17
CIK 856288

=================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------


                                    FORM 10-Q

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM            TO
                                                   ----------    ----------

                         COMMISSION FILE NUMBER 2-18244

                               -------------------


                            HELIAN HEALTH GROUP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE
   (State or other jurisdiction of                95-4070276
    incorporation or organization)      (I.R.S. Employer Identification No.)

  9600 BLUE LARKSPUR LANE, SUITE 201
         MONTEREY, CALIFORNIA                       93940
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
                                       ---    ---

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of July 6, 1995 was 5,474,283 shares.


     ======================================================================

                            HELIAN HEALTH GROUP, INC.
                           FORM 10-Q QUARTERLY REPORT



                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements.........................................1
         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................5


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings............................................7

         Item 2 - Changes in Securities........................................7

         Item 3 - Defaults Upon Senior Securities..............................7

         Item 4 - Submission of Matters to a Vote of Security Holders..........7

         Item 5 - Other Information............................................7

         Item 6 - Exhibits and Reports on Form 8-K.............................7

                            HELIAN HEALTH GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                 MAY 31, 1995  NOVEMBER 30, 1994
                                                 ------------  -----------------
                                                  (UNAUDITED)

ASSETS
Current assets
  Cash and cash equivalents ...................  $   3,419,217    $   4,118,459
  Short-term investments ......................      2,609,695        1,617,491
  Accounts receivable, net of allowance for
   doubtful  accounts of $1,039,432 in 1995
   and $1,146,964 in 1994 .....................      5,751,456        6,854,010
  Current portion of notes receivable .........        181,291          186,671
  Inventories .................................        578,105          508,969
  Income taxes receivable .....................        271,930        1,071,930
  Deferred income taxes .......................      1,615,571        1,040,958
  Prepaid expenses and other current assets ...        355,174          683,265
                                                 -------------    -------------
       Total current assets ...................     14,782,439       16,081,753

Investment in affiliated companies ............        420,972          401,012
Notes receivable ..............................        304,526          398,875
Property and equipment, net ...................     11,788,187       12,655,061
Intangible assets, net ........................      1,613,112        1,140,472
Other assets, net .............................        422,882          235,877
                                                 -------------    -------------
Total assets ..................................  $  29,332,118    $  30,913,050
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ............................  $     913,432    $     879,260
  Accrued compensation and related expenses ...      1,855,243        1,654,247
  Other accrued liabilities ...................        411,818          442,215
  Payable to Palo Alto Medical Foundation .....        141,062          306,156
  Current portion of long-term debt ...........      1,113,867        1,135,178
                                                 -------------    -------------
       Total current liabilities ..............      4,435,422        4,417,056

Deferred income taxes .........................        213,000          213,000
Payable to Palo Alto Medical Foundation .......        150,000          150,000
Long-term debt ................................      5,596,676        6,103,603
Minority interest .............................        232,492           57,439
                                                 -------------    -------------
Total liabililties ............................     10,627,590       10,941,098
                                                 -------------    -------------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000
  shares authorized, 5,451,409 shares issued
  and outstanding for 1995 (5,437,928 in 1994).         54,514           54,380
Additional paid-in capital ....................     15,049,256       14,986,349
Retained earnings .............................      3,691,678        5,022,143
Less: Treasury stock, at cost,  25,500 shares..        (90,920)         (90,920)
                                                 -------------    -------------
Total stockholders' equity ....................     18,704,528       19,971,952
                                                 -------------    -------------

Total liabilities and stockholder's equity.....  $  29,332,118    $  30,913,050
                                                 =============    =============


                            HELIAN HEALTH GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MAY 31,      SIX MONTHS ENDED MAY 31,
                                                  --------------------------      ------------------------
                                                      1995           1994           1995           1994
                                                      ----           ----           ----           ----

 REVENUES:
  Patient revenues ...........................    $ 8,101,130    $ 8,871,924    $14,737,540    $16,989,734
  Management fees and lease income ...........      1,103,871        905,031      2,134,747      1,905,542
  Other ......................................         37,000             --        132,097           --
                                                  -----------    -----------    -----------    -----------
 Total revenues ...............................     9,242,001      9,776,955     17,004,384     18,895,276
                                                  -----------    -----------    -----------    -----------

 COSTS AND EXPENSES:
  Salaries and wages .........................      3,653,746      3,271,820      7,089,119      6,558,133
  Employee benefits ..........................        694,044        585,614      1,470,480      1,147,663
  Fees to individuals and organizations ......        995,893        549,894      1,809,945      1,952,091
  Supplies and other expenses ................        744,190      1,011,896      1,313,533      1,793,482
  Purchased services .........................        760,240        468,235      1,248,086        947,495
  Building and equipment rent ................        512,980        351,449        986,978        822,571
  Provision for doubtful accounts ............        276,184        705,995        548,328      1,350,407
  Other operating costs ......................      1,013,535      1,127,764      2,019,504      1,711,476
  Depreciation and amortization ..............        839,737        688,996      1,521,408      1,366,138
  Employee severance costs ...................        866,257             --        866,257           --
                                                  -----------    -----------    -----------    -----------
  Total costs and expenses ...................     10,356,806      8,761,663     18,873,638     17,649,456
                                                  -----------    -----------    -----------    -----------

 Operating income (loss) .....................     (1,114,805)     1,015,292     (1,869,254)     1,245,820
 Interest income .............................        103,116         31,961        181,682        128,591
 Interest expense ............................       (149,171)      (183,364)      (305,100)      (450,114)
                                                  -----------    -----------    -----------    -----------

 Income (loss) before provision for (benefit
  from) income taxes and minority interest ...     (1,160,860)       863,889     (1,992,672)       924,297

 Minority Interest ...........................        (21,564)      (150,648)       (76,630)      (346,183)
 Provision for (benefit from) income taxes ...       (367,111)       416,384       (585,577)       522,242
                                                  -----------    -----------    -----------    -----------

 Net income (loss) ...........................    $  (772,185)   $   598,153    $(1,330,465)   $   748,238
                                                  ===========    ===========    ===========    ===========

 Net income (loss) per share .................          $(.14)          $.11          $(.24)          $.14
                                                        =====           ====          =====           ====

 Shares used in calculation
  of net income (loss) per share .............      5,450,985      5,488,361      5,450,524      5,487,993
                                                  ===========    ===========    ===========    ===========

                            HELIAN HEALTH GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                       SIX MONTHS ENDED MAY 31,
                                                       ------------------------
                                                         1995            1994

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................  $(1,330,465)  $   748,238
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
   Depreciation and amortization ....................   1,521,408     1,366,138
   Provision for doubtful accounts ..................     548,328     1,350,407
   Deferred income taxes ............................    (574,613)           --
   Loss on sale of equipment ........................       1,984            --
   Equity in (income) losses of affiliate ...........     (19,960)      150,853
   Minority interest in consolidated subsidiaries ...     (76,630)     (232,914)
   Changes in operating assets and liabilities,net
     of effects from acquisition of business:
          Accounts receivable .......................     554,226    (1,447,548)
          Prepaid expenses and other assets .........      75,436      (453,978)
          Accounts payable and accrued liabilities...     456,454       242,900
          Income taxes receivable or payable ........     800,000       326,839
                                                      -----------   -----------

   Net cash provided by operating activities ........   1,956,168     2,050,935
                                                      -----------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...............    (398,238)     (221,634)
  Sales of property and equipment ...................      67,741            --
  Purchases of short-term investments, net ..........    (992,204)   (1,243,947)
  Repayment on notes receivable .....................      99,729     1,270,698
  Acquisition of business ...........................    (800,000)           --
  Decrease in intangibles, net ......................      10,243        73,551
                                                      -----------   -----------

     Net cash used in investing activities ..........  (2,012,729)     (121,332)
                                                      -----------   -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt ........................    (724,843)   (2,282,165)
  Issuance of common stock ..........................      63,041         9,535
  Proceeds from borrowings of long-term debt ........      19,121     2,214,000
                                                      -----------   -----------

     Net cash used in financing activities ..........    (642,681)      (58,630)
                                                      -----------   -----------

 Net increase (decrease) in cash and cash equivalents    (699,242)    1,870,973
 Cash and cash equivalents at beginning of period ...   4,118,459     1,074,653
                                                      -----------   -----------
 Cash and cash equivalents at end of period ......... $ 3,419,217   $ 2,945,626
                                                      ===========   ===========

                           HELIAN HEALTH GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly Helian Health Group's consolidated financial position as of May 31, 1995 and November 30, 1994, and the results of operations for the three and six month periods ended May 31, 1995 and May 31, 1994, which results are not necessarily indicative of results on an annual basis.

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

5.    Property, plant and equipment consisted of the following:

                                            MAY 31, 1995     NOVEMBER 30, 1994
                                            ------------     -----------------
Land and land improvements ............... $   1,713,842      $   1,712,156
Building .................................     3,955,107          3,953,727
Furniture, fixtures and equipment ........    10,453,385         10,098,507
Leasehold improvements ...................     2,650,964          2,626,536
                                           -------------      -------------
                                              18,773,298         18,390,926
Less accumulated depreciation and
amortization .............................     6,985,111          5,735,865
                                           -------------      -------------
Net property and equipment ............... $  11,788,187      $  12,655,061
                                           =============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had revenues of $9,242,000 and a net loss of $772,000 for the quarter ended May 31, 1995, as compared to revenues and net income of $9,777,000 and $598,000, respectively, for the same period of 1994. For the six months ended May 31, 1995, revenues and net loss were $17,004,000 and $1,330,000, respectively, as compared to revenues of $18,895,000 and net income of $748,000 for the similar period of 1994. Revenues for the six months were lower primarily as a result of a decrease in average revenue per patient visit, partially offset by an increase in patient visits for most of the Company's operations. During the second quarter of 1995, patient visits increased in these same operations as compared to the same period of 1994; however, lower revenue per patient visit more than offset this increase resulting in lower revenues. Average revenue per patient visit decreased for the three and six months of 1995 as a result of continuing patient discounts and managed care contracting.

Excluding the Surgecenter of Palo Alto, which derives its revenue and net income from a management contract, total patient visits and average revenue per visit were 79,500 and $117, respectively, for the second quarter of 1995 as compared to 75,600 and $129, respectively, for the 1994 quarter. For the six months of 1995, total patient visits and average revenue per visit were 145,100 and $119, respectively; and 140,100 and $131, respectively, for the 1994 period. The Company expects that profit margins will continue to be suppressed as the
Company, and the health care industry in general, transitions from fee-for-service reimbursement to discounted fee-for-service to an end system of capitation or other risk-based reimbursement arrangement.

Salaries and wages increased $382,000, or 11.7%, and $531,000, or 8.1%, for the three and six months ending May 31, 1995, respectively, as compared to the same periods in 1994. The increase resulted primarily from hiring additional staff at certain facilities to service increased business, partially offset by converting full time positions to "as needed" per diem positions in other facilities.

Employee benefits increased $108,000, or 18.5%, for the second quarter of 1995 compared to the same quarter of 1994. For the six months ended May 31, 1995, employee benefits increased $323,000, or 28%, compared to the same six months of 1994. The increase resulted from both hiring additional employees and from higher health and life insurance costs in 1995 as compared to 1994.

Fees to individuals and organizations increased, as a percentage of revenues, from 5.6% for the three months ended May 31, 1994 to 10.8% for the comparable period of 1995. For the six months ended May 31, 1994 and May 31, 1995, the costs, as a percentage of revenues, remained relatively constant at 10.3% and 10.6%, respectively. The second quarter increase is a function of increased patient visits whereby higher priced consultants are used by the Company to service increased business.

Supplies and other expenses decreased, as a percentage of revenues, from 10.3% to 8.1% for the three months ended May 31, 1994 and 1995, respectively, and decreased from 9.5% to 7.7% for the six months ended May 31, 1994 and 1995, respectively. Cost containment efforts by the facilities, including enhanced purchasing controls, resulted in cost savings for 1995. The lower costs were partially offset by costs related to increased patient visits.

Purchased services increased, as a percentage of revenues, from 4.8% to 8.2% for the quarters ended May 31, 1994 and 1995, respectively, and increased from 5.0% to 7.3% for the six months of 1994 and 1995, respectively. The increased costs, which occurred primarily in the second quarter, resulted from increases in certain professional fees.

Building and equipment rent increased $162,000 during the quarter ended May 31, 1995 compared to the same period of 1994. The increase includes a $55,000 settlement for abandonment of a lease resulting from the Company consolidating its operations into the occupational center acquired in April 1995. The settlement with the lessor of the abandoned facility relieves the Company of all future lease payments.

Provision for doubtful accounts decreased from 7.2% for the three and six months of 1994 to 3.0 % and 3.2% for the comparable periods of 1995. The decrease in the provision is due to both improved collection results and increases in allowances for uncollectible accounts at some of the Company's facilities during 1994.

Depreciation and amortization increased $151,000 during the second quarter of 1995 compared to second quarter of 1994. The increase includes a $272,000 write-down for equipment held for sale as the fair market value was determined to be less than the carrying value of the equipment.

Employee severance costs represents a lump sum payment of $800,000 and associated costs of $66,000 related to the resignation of Thomas D. Wilson, the former Chairman, CEO and President of the Company.

The provision for (benefit from) income taxes, as a percentage of income (loss) before income taxes, decreased from 41% for the three and six months of 1994 to (32%) and (31%) for the three and six months ended May 31, 1995, respectively. The Company's benefit rates of 32% and 31% are less than the statutory rate due to the possibility not all net operating losses will provide future tax deductions.


LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 1995, the Company had working capital of $10,347,000 and a working capital ratio of 3.33 to 1, compared to working capital of $11,665,000 and a working capital ratio of 3.64 to 1 at November 30, 1994.

The Company's debt to equity ratio remained constant at .36 to 1 for the periods ending May 31, 1995 and November 30, 1994.

Cash and cash equivalents decreased by $699,000 from $4,118,000 at November 30, 1994 to $3,419,000 at May 31, 1995. The decrease resulted from investing $992,000 in short-term securities during the period. Operating activities increased cash by $1,956,000, which was partially offset by $1,021,000 from investing activities (excluding short-term investments) and $643,000 from financing activities. Cash provided from operations in the amount of $1,956,000 included principally depreciation and amortization, changes in operating assets and liabilities, income tax refund, and provision for doubtful accounts, offset by the net loss and deferred income taxes. Cash used in investing activities in the amount of $2,011,000 consisted primarily of net purchases of short-term investments, cash payment for a business acquisition and purchases of property and equipment, offset by repayment on notes receivable and proceeds from sales of property and equipment. Cash used in financing activities in the amount of $643,000 included primarily payments of long-term debt.

The Company acquired, on April 1, 1995, a medical center which specializes in occupational medicine. The $800,000 purchase price was paid in cash at the acquisition date.

On April 9, 1995, Thomas D. Wilson resigned as President, Chief Executive Officer, Chairman of the Board and as a director of the Company. In connection with the resignation, $866,000 of severance costs were 6 recorded during the second quarter of 1995.

The  Company   believes  its  cash  reserves,   including  cash  generated  from
operations, and the Company's borrowing capacity, are adequate to meet operating cash requirements for at least the next twelve month.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        None

ITEM 2 - CHANGES IN SECURITIES

        None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 25, 1995, and the following are the results of the vote for the election of directors :

1. Election of five directors to hold office until the 1996 Annual Meeting of Stockholders.
                                             FOR           AGAINST
                                             ---           -------
         Robert G. McCreary, III          5,041,171         31,485
         William A. Hines                 5,042,156         30,500
         Nate Dolin                       5,071,915            741
         Lawrence S. Dolin                5,072,156            500
         Joseph Francis Hahn, M.D.*       4,995,896         76,760

* Dr. Hahn was substituted by the Board as a nominee for election at the 1995 Annual Meeting of Stockholders following the resignation of Thomas D. Wilson as Chairman of the Board, President, Chief Executive Officer and as a Director in April 1995.


ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
- -------                              -----------

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

10.10(1) Recovery Inn(sm) of Los Gatos, a California Limited Partnership, Agreement dated November 18, 1987.

10.11(1) First Amendment to the Limited Partnership Agreement of Recovery Inn(sm) of Los Gatos dated January 15, 1988.

10.12(1) Assignment of General Partnership Interest - Recovery Inn(sm) of Los Gatos to Helian Recovery Corporation, dated January 29, 1988.

10.13(1) Common Stock Purchase Agreement dated November 16, 1987, between Harvey Knoernschild, M.D., Paul Schrupp, Recovery Inns(sm) of America, Inc. and Helian Recovery Corporation.

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

10.34(1) Lease dated April 9, 1987, between Austin Occupational Health Center, Inc., as tenant, and CrowGottesman-Hill #27, as landlord, covering premises at 2112 Rutland Drive, Suite 180, Austin, Texas.

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

10.44(1) Deed dated November 18, 1987, for land purchased by Recovery Inn of Los Gatos located in Campbell, California.

10.45(1) Agreement Dated May 22, 1988, between Recovery Inns(sm) of America, Inc. and San Jose Medical Center.

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

10.55(1) Letter Agreement, dated May 29, 1990, between Recovery Inn(sm) of Los Gatos, a California Limited Partnership, and Sanwa Bank California, a California corporation, as Corporate Co-Trustee for Carpenters Pension Trust Fund for Northern California.

10.56(1) Letter Agreement, dated June 6, 1990, between Recovery Inn(sm) of Los Gatos, a California Limited Partnership, and Tokai Bank of California.

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

10.70(4) Master Lease, dated October 25, 1991, between Diagnostic Imaging of Atlanta, L.P., and Norwest Financial Leasing, Inc.

10.71(4) Unconditional Guaranty Agreement, dated November 30, 1992, by the Company to Norwest Financial Leasing, Inc.

10.72(4) Guaranty, dated January 22, 1993, by the Company to MetLife Capital Corporation.

10.73(6) Management Agreement between Salinas Surgery Center and Helian ASC of Salinas, Inc., dated, July 15, 1993.

10.74(6) Partnership Agreement between Helian ASC of Salinas and Concentrated Care, Inc., dated, July 15, 1993.

10.75(6) Term Loan Agreement between Palo Alto Surgecenter Corporation and MetLife Capital Corporation dated, August 5, 1993.

10.76(6) Term Loan Agreement between Recovery Inn(sm) of Los Gatos, Ltd. and MetLife Capital Corporation dated, August 5, 1993.

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

10.78(7) Term Loan Agreement between Helian Health Group, Inc., and MetLife Capital Corporation dated, September 14, 1993.

10.79(7) Term Loan Agreement between Salinas Surgery Center and MetLife Capital Corporation dated, November 24, 1993.

10.80(8)* Employment Agreement dated March 26, 1994 between Helian Health Group,
          Inc. and William A. Hines.

10.81* Employment Agreement dated February 1,1994 between Helian Health Group, Inc. and Leslie J. Arliskas.

10.82(9) Loan Agreement dated May 4 , 1994 between Helian Health Group, Inc. and Sumitomo Bank of California.

10.83(9) Management Agreement dated February 26, 1994 between Helian Health Group, Inc. and Marin General Hospital.

10.84 Asset Purchase Agreement by and among Industrial Medical Group, Theodore R. Johstone, M.D., Kathryn Johnstone, R.N., Primary Care Medical Group, Inc., Paul Cohen, M.D., Paul Cohen Family Trust and Helian Health Group of Fresno, Inc. dated March 31, 1995.

10.85*    Thomas D. WiIson Resignation Term sheet dated April 9, 1995.

- -------------------


*         Employment Agreement or Compensatory Plan or Arrangement.

(1) Incorporated by reference to Registrant's Registration Statement Number 33-31520 on Form S-1, filed October 11, 1989, Amendment Number 2 thereto filed November 21, 1989, and Post-Effective Amendments Number 1 and Number 2 thereto filed November 22, 1990 and January 16, 1991, respectively.

(2) Incorporated by reference to corresponding exhibit number in the Company's Form 8-K filed on April 11, 1991.

(3) Incorporated by reference to corresponding exhibit number in the Company's Form 8-K filed on June 24, 1991.

(4) Incorporated by reference to corresponding exhibit number in the Company's Form 10-K filed on March 1, 1993.

(5) Incorporated by reference to corresponding exhibit number in the Company's Form 10-Q filed on July 14, 1993.

(6) Incorporated by reference to corresponding exhibit number in the Company's Form 10-Q filed on October 14, 1993.

(7) Incorporated by reference to corresponding exhibit number in the Company's Form 10-K filed on February 26, 1994.

(8) Incorporated by reference to corresponding exhibit number in the Company's Form 10-Q filed on April 13, 1994.

(9) Incorporated by reference to corresponding exhibit number in the Company's Form 10-Q filed on July 14, 1994.



  (b)     Reports on Form 8-K

          None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HELIAN HEALTH GROUP, INC.




July 14, 1995                    /s/ Herbert W. Foster
                               -------------------------------------------------
                               Herbert W. Foster, Acting Chief Financial Officer



July 14, 1995                   /s/ Donald C. Blanding
                               -------------------------------------------------
                               Donald C. Blanding, Treasurer