Form 10-Q
period 1995-08-31
HELIAN HEALTH GROUP INC
filed 1995-10-16
CIK 856288

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------


                                    FORM 10-Q

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 2-18244

                               -------------------


                            HELIAN HEALTH GROUP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    95-4070276
     State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

   9600 BLUE LARKSPUR LANE, SUITE 201                        93940
        MONTEREY, CALIFORNIA                               (Zip Code)
(Address of principal executive offices)




       Registrant's telephone number, including area code: (408) 646-9000

(Former name, former address and former fiscal year, if changed since las report): NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No.
                                      ---      ---

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of October 9, 1995 was 5,475,075 shares.



================================================================================

                            HELIAN HEALTH GROUP, INC.
                           FORM 10-Q QUARTERLY REPORT



                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements.......................................  1

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................  6


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings..........................................  8

         Item 2 - Changes in Securities......................................  8

         Item 3 - Defaults Upon Senior Securities............................  8

         Item 4 - Submission of Matters to a Vote of Security Holders........  8

         Item 5 - Other Information..........................................  8

         Item 6 - Exhibits and Reports on Form 8-K...........................  8

                            HELIAN HEALTH GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                              August 31, 1995  NOVEMBER 30, 1994
                                              ---------------  -----------------
                                                (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents ..................    $ 2,796,792     $ 4,118,459
    Short-term investments .....................      2,631,867       1,617,491
    Accounts receivable, net of allowance for
    doubtful  accounts of $1,077,781 in 1995 and
    $1,146,964 in 1994 .........................      6,480,755       6,854,010
    Current portion of notes receivable ........        173,952         186,671
    Inventories ................................        578,104         508,969
    Income taxes receivable ....................        541,930       1,071,930
    Deferred income taxes ......................      1,160,917       1,040,958
    Prepaid expenses and other current assets ..        495,340         683,265
                                                    -----------     -----------
         Total current assets ..................     14,859,657      16,081,753


Investment in affiliated companies .............        394,763         401,012
Notes receivable ...............................        263,802         398,875
Property and equipment, net ....................     11,662,661      12,655,061
Intangible assets, net .........................      1,492,061       1,140,472
Other assets, net ..............................        430,788         235,877
                                                    -----------     -----------
TOTAL ASSETS ...................................    $29,103,732     $30,913,050
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable ...........................    $   681,306     $   879,260
    Accrued compensation and related expenses ..      1,968,941       1,654,247
    Other accrued liabilities ..................        421,295         442,215
    Payable to Palo Alto Medical Foundation ....         26,675         306,156
    Current portion of long-term debt ..........      1,135,309       1,135,178
                                                    -----------     -----------
         Total current liabilities .............      4,233,526       4,417,056

Deferred income taxes ..........................        213,000         213,000
Payable to Palo Alto Medical Foundation ........        150,000         150,000
Long-term debt .................................      5,307,507       6,103,603
Minority Interest ..............................          1,600          57,439
                                                    -----------     -----------
TOTAL LIABILILTIES .............................      9,905,633      10,941,098
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000 shares
    authorized, 5,474,905 shares issued and
    outstanding for 1995 (5,437,928 in 1994) ...         54,749          54,380
Additional paid-in capital .....................     15,113,240      14,986,349
Retained earnings ..............................      4,121,030       5,022,143
Less: Treasury stock, at cost,  25,500 shares ..        (90,920)        (90,920)
                                                    -----------     -----------
Total stockholders' equity .....................     19,198,099      19,971,952
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .....    $29,103,732     $30,913,050
                                                    ===========     ===========


                            HELIAN HEALTH GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended August 31,      Nine Months Ended August 31,
                                                   ----------------------------       ----------------------------
                                                         1995            1994             1995            1994
                                                         ----            ----             ----            ----
REVENUES:
  Patient revenues ..............................    $ 8,410,691     $ 9,090,301       $23,148,231     $26,080,035
  Management fees and lease income ..............      1,092,831         833,012         3,227,578       2,738,554
  Other .........................................         71,653            --             203,750            --
                                                     -----------     -----------       -----------     -----------
Total revenues ..................................      9,575,175       9.923,313        26,579,559      28,818,589
                                                     -----------     -----------       -----------     -----------

COSTS AND EXPENSES:
  Salaries and wages ............................      3,529,621       3,634,094        10,618,740      10,192,227
  Employee benefits .............................        645,280         582,728         2,115,760       1,730,391
  Fees to individuals and organizations .........      1,090,464         966,638         2,900,409       2,918,729
  Supplies and other expenses ...................        703,640         896,250         2,017,173       2,689,732
  Purchased services ............................        630,486         542,501         1,878,572       1,489.996
  Building and equipment rent ...................        466,082         398,880         1,453,060       1,221,451
  Provision for doubtful accounts ...............        220,931         721,937           769,259       2,072,344
  Other operating costs .........................        917,392         820,186         2,936,896       2,531,662
  Depreciation and amortization .................        572,229         675,955         2,093,637       2,042,093
  Employee severance costs ......................           --              --             866,257            --
                                                     -----------     -----------       -----------     -----------
 Total costs and expenses .......................      8,776,125       9,239,169        27,649,763      26,888,625
                                                     -----------     -----------       -----------     -----------

OPERATING INCOME (LOSS) .........................        799,050         684,144        (1,070,204)      1,929,964

Interest income .................................         93,678          84,139           275,360         212,730
Interest expense ................................       (149,535)        (97,035)         (454,635)       (547,149)
                                                     -----------     -----------       -----------     -----------

Income (loss) before provision for (benefit from)
   income taxes and minority interest ...........        743,193         671,248        (1,249,479)      1,595,545

Minority Interest ...............................         15,481        (108,283)          (61,149)       (454,466)
Provision for (benefit from) income taxes .......        298,360         322,414          (287,217)        844,656
                                                     -----------     -----------       -----------     -----------

NET INCOME (LOSS) ...............................    $   429,352     $   457,117       $  (901,113)    $ 1,205,355
                                                     ===========     ===========       ===========     ===========

Net income (loss) per share .....................    $      0.08     $      0.08       $     (0.17)    $      0.22
                                                     ===========     ===========       ===========     ===========

Shares used in calculation
   of net income (loss) per share ...............      5,490,488       5,483,635         5,458,923       5,481,111
                                                     ===========     ===========       ===========     ===========


                            HELIAN HEALTH GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    NINE MONTHS ENDED AUGUST 31,
                                                 -------------------------------
                                                           1995         1994
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...............................    $ (901,113)  $1,205,355
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization ................     2,093,521    2,042,093
      Provision for doubtful accounts ..............       769,259    2,072,344
      Deferred income taxes ........................      (389,959)        --
      Equity in loss of affiliate ..................         6,249      212,870
      Minority interest in consolidated subsidiaries       (61,149)    (306,335)
     Changes  in  operating  assets  and liabilities,
      net of effects from acquisition of business:
        Accounts receivable ........................      (396,004)  (2,560,833)
        Prepaid expenses and other assets ..........       (72,635)    (231,152)
        Accounts payable and accrued liabilities ...       101,130      124,801
        Income taxes receivable or payable .........       800,000      (99,858)
                                                        ----------   ----------

     Net cash provided by operating activities .....     1,949,299    2,459,285
                                                        ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .............      (737,279)    (389,894)
   Sales of property and equipment .................        83,225         --
   Purchases of short-term investments, net ........    (1,014,376)  (1,216,354)
   Repayment on notes receivable ...................       147,792    1,278,131
   Acquisition of business .........................      (800,000)        --
   Decrease in intangibles, net ....................        10,248        6,431
                                                        ----------   ----------

        Net cash used in investing activities ......    (2,310,390)    (321,686)
                                                        ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt ......................    (1,106,957)  (2,593,541)
   Issuance of common stock ........................       127,260       17,704
   Proceeds from borrowings of long-term debt ......        19,121    2,214,000
                                                        ----------   ----------

        Net cash used in financing activities ......      (960,576)    (361,837)
                                                        ----------   ----------

Net increase (decrease) in cash and cash equivalents    (1,321,667)   1,775,762
Cash and cash equivalents at beginning of period ...     4,118,459    1,074,653
                                                        ----------   ----------
Cash and cash equivalents at end of period .........    $2,796,792   $2,850,415
                                                        ==========   ==========

                            HELIAN HEALTH GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly Helian Health Group's consolidated financial position as of August 31, 1995 and November 30, 1994, and the results of operations for the three and nine month periods ended August 31, 1995 and August 31, 1994, which results are not necessarily indicative of results on an annual basis.

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

4.    The Company generates revenues principally from the following sources:

      Patient revenues are recorded when the service is provided to the patient and are recognized net of allowances and contractual adjustments related to third-party payors. Provisions for doubtful accounts are recorded as operating expenses.

      Management fees and lease income are recorded monthly under agreements with the Surgecenter of Palo Alto, which is managed by the Company. The management fees are based on a percentage of gross revenue and adjusted net income plus all direct costs of Surgecenter personnel. The Company leases furniture, fixtures and equipment and subleases the facility to the Surgecenter.

5.     Property and equipment consisted of the following:


                                             AUGUST 31, 1995   NOVEMBER 30, 1994
                                             ---------------   -----------------
Land and land improvements .................    $ 1,712,156       $ 1,712,156
Building ...................................      4,128,113         3,953,727
Furniture, fixtures and equipment ..........     10,687,315        10,098,507
Leasehold improvements .....................      2,555,708         2,626,536
                                                -----------       -----------
                                                 19,083,292        18,390,926
Less accumulated depreciation and
amortization ...............................      7,420,631         5,735,865
                                                -----------       -----------
Net property and equipment .................    $11,662,661       $12,655,061
                                                ===========       ===========

6. On August 30, 1995, the Company signed a definitive agreement to be acquired by TheraTx, Incorporated. In exchange for each share of Helian common stock, TheraTx has agreed to issue shares of its common stock at an exchange rate ranging between 0.4063 and 0.4809 shares, based upon the market value of TheraTx common stock prior to the closing of the transaction. In the event the average of the daily last sales price for TheraTx common stock during the ten consecutive trading days immediately prior to the fifth trading day prior to Helian's special meeting of stockholders to consider the proposed merger is less than $12.25, Helian has the right to terminate the agreement and, in that event, TheraTx is required to pay Helian $300,000. The transaction is intended as a tax-free reorganization, will be accounted for as a pooling of interests and is expected to be completed around the end of 1995. The transaction has been approved by the boards of directors of both companies, but remains subject to regulatory approvals, approval by the stockholders of Helian and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had revenues of $9,575,000 and net income of $429,000 for the quarter ended August 31, 1995, as compared to revenues and net income of $9,923,000 and $457,000, respectively, for the same period of 1994. For the nine months ended August 31, 1995, revenues were $26,580,000 with a net loss of $901,000, as compared to revenues of $28,819,000 and net income of $1,205,000 for the similar period of 1994. Revenues for the nine months were lower primarily as a result of a decrease in average revenue per patient visit, partially offset by an increase in patient visits in most of the Company's operations. During the third quarter of 1995, patient visits increased in most of these same operations as compared to the same period of 1994; however, lower revenue per patient visit more than offset this increase resulting in lower revenues. Average revenue per patient visit decreased for the three and nine months of 1995 as a result of increased patient discounts, which was primarily due to the Company's continued transition into a managed care provider system.

Excluding the Surgecenter of Palo Alto, which derives its revenue and net income from a management contract, total patient visits and average revenue per visit were 85,400 and $98, respectively, for the third quarter of 1995 as compared to 79,800 and $114, respectively, for the 1994 quarter. For the nine months of 1995, total patient visits and average revenue per visit were 230,500 and $100, respectively; and 219,900 and $119, respectively, for the 1994 period. The Company expects that profit margins will likely be reduced as the Company, and the health care industry in general, transitions from fee-for-service reimbursement to discounted fee-for-service to a system of capitation or other risk-based reimbursement arrangement.

Salaries and wages, as a percentage of revenues, remained constant at 37% for the three months ending August 31, 1995 as compared to 1994, and increased from 35% to 40% for the nine month period of 1995 as compared to the same period in 1994. The increase resulted primarily from hiring additional staff at certain facilities to service increased business, partially offset by converting full time positions to "as needed" per diem positions in other facilities.

As a percentage of revenues, employee benefits increased from 5.9% to 6.7% for the third quarter of 1995 compared to the same quarter of 1994. For the nine months ended August 31, 1995, employee benefits increased from 6.0% to 8.0%% as compared to the same nine months of 1994. The increases principally resulted from higher health and life insurance costs in 1995 as compared to 1994.

Fees to individuals and organizations increased, as a percentage of revenues, from 9.7% for the three months ended August 31, 1994 to 11.4% for the comparable period of 1995. For the nine months ended August 31, 1994 and August 31, 1995, the costs increased, as a percentage of revenues, from 10.1% to 10.9%, respectively. The increases are a function of increased patient visits due to the company using higher-priced consultants to service increased business.

Supplies and other expenses decreased, as a percentage of revenues, from 9.0% to 7.4% for the three months ended August 31, 1994 and 1995, respectively, and decreased from 9.3% to 7.6% for the nine months ended August 31, 1994 and 1995, respectively. Cost containment efforts by the facilities, including enhanced inventory controls, resulted in lower purchases for 1995. The lower costs were partially offset by costs related to increased patient visits.

Purchased services increased, as a percentage of revenues, from 5.5% to 6.6% for the quarters ended August 31, 1994 and 1995, respectively, and increased from 5.2% to 7.1% for the nine months of 1994 and 1995, respectively.

Provision for doubtful accounts, as a percentage of revenues, decreased from 7.3% for the third quarter of 1994 to 2.3% for the comparable quarter of 1995, and decreased from 7.2% to 2.9% for the nine months ending August 31,

1994 and 1995, respectively. The deceases in the provisions resulted from increases in allowances for doubtful accounts at some of the Company's facilities during 1994.

Employee severance costs represents a lump sum payment of $800,000 and associated costs related to the resignation of a former officer of the Company.

The provision for income taxes, as a percentage of income before income taxes, remained constant at 41% for the third quarters of 1995 and 1994, and for the nine months ending August 31, 1994. The (benefit from) income taxes, as a percentage of (loss) before income taxes, was (24%) for the nine months ending August 31, 1995. The Company's benefit rate of 24% is less than the statutory rate due to the possibility not all net operating losses will provide future tax deductions.


LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1995, the Company had working capital of $10,626,000 and a working capital ratio of 3.51 to 1, compared to working capital of $11,665,000 and a working capital ratio of 3.64 to 1 at November 30, 1994.

The Company's debt to equity ratio decreased from .36 to 1 to .34 to 1 for the periods ending November 30, 1994 and August 31, 1995, respectively.

Cash and cash equivalents decreased by $1,322,000 from $4,118,000 at November 30, 1994 to $2,797,000 at August 31, 1995. The decrease resulted primarily from net investments of $1,014,000 in short-term securities during the period. Operating activities increased cash by $1,949,000, which was offset by $1,014,000 from investing activities (excluding short-term investments) and $961,000 from financing activities. Cash provided from operations in the amount of $1,949,000 included principally depreciation and amortization, income tax refund and provision for doubtful accounts, partially offset by the net loss, changes in operating assets and liabilities and deferred income taxes. Cash used in investing activities in the amount of $2,310,000 consisted primarily of net purchases of short-term investments, the acquisition of an occupational medicine medical center and purchases of property and equipment, offset by repayment on notes receivable and proceeds from sales of property and equipment. Cash used in financing activities in the amount of $961,000 included primarily payments of long-term debt.

The Company acquired, on April 3, 1995, a medical center in Fresno, California which specializes in occupational medicine. The $800,000 purchase price was paid in cash at the acquisition date.

On April 10, 1995, Thomas D. Wilson resigned as President, Chief Executive Officer, Chairman of the Board and as a director of the Company. In connection with the resignation, the Company recorded $866,000 of severance costs.

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

    None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5 - OTHER INFORMATION

    On August 30, 1995, the Company signed a definitive agreement to be acquired by TheraTx, Incorporated. In exchange for each share of Helian common stock, TheraTx has agreed to issue shares of its common stock at an exchange rate ranging between 0.4063 and 0.4809 shares, based upon the market value of TheraTx common stock prior to the closing of the transaction. In the event the average of the daily last sales price for TheraTx common stock during the ten consecutive trading days immediately prior to the fifth trading day prior to Helian's special meeting of stockholders to consider the proposed merger is less than $12.25, Helian has the right to terminate the agreement and, in that event, TheraTx is required to pay Helian $300,000. The transaction is intended as a tax-free reorganization, will be accounted for as a pooling of interests and is expected to be completed around the end of 1995. The transaction has been approved by the boards of directors of both companies, but remains subject to regulatory approvals, approval by the stockholders of Helian and other customary closing conditions.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------

2.1(11) Agreement and Plan of Merger with TheraTx, Incorporated and related Stock Options Agreement and Stockholders Agreement.

3.1(1)        Restated Certificate of Incorporation of the Company.

3.2(5)        Amendment to Certificate of Incorporation of the Company

3.3           By-laws of the Company.

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

10.34(1) Lease dated April 9, 1987, between Austin Occupational Health Center, Inc., as tenant, and Crow- Gottesman-Hill #27, as landlord, covering premises at 2112 Rutland Drive, Suite 180, Austin, Texas.

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

10.49(1) Loan Agreement dated June 27, 1990, between the Company and First Interstate Bank of California.

10.50(1) Security Agreement dated June 27, 1990, between the Company and First Interstate Bank of California.

10.51(1) Installment Note dated June 14, 1990, payable to First Interstate Bank of California.

10.52(1) Revolving Credit Note dated June 14, 1990, payable to First Interstate Bank of California.

10.531 Purchase Agreement dated June 11, 1990, among Well America, a general Partnership, J. Michael Hitt, M.D. and Tucson Occupational Health Center, Inc., a wholly-owned subsidiary of the Company.

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

10.80(8)*     Employment  Agreement  dated March 26, 1994 between  Helian Health
              Group, Inc. and William A. Hines.

10.81* Employment Agreement dated February 1,1994 between Helian Health Group, Inc. and Leslie J. Arliskas.

10.82(9) Loan Agreement dated May 4 , 1994 between Helian Health Group, Inc. and Sumitomo Bank of California.

10.83(9) Management Agreement dated February 26, 1994 between Helian Health Group, Inc. and Marin General Hospital.

10.84(10)     Asset Purchase  Agreement by and among  Industrial  Medical Group,
              Theodore R. Johstone, M.D., Kathryn Johnstone,  R.N., Primary Care
              Medical Group, Inc., Paul Cohen, M.D., Paul Cohen Family Trust and
              Helian Health Group of Fresno, Inc. dated March 31, 1995.

10.85*        Thomas D. Wilson Resignation Term sheet dated April 9, 1995.

-------------------

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

10 Incorporated by reference to corresponding exhibit number in the Company's Form 10-Q filed on July 14, 1995.

11 Incorporated by reference to corresponding exhibit number in the Company's Form 8-K filed on September 1, 1995.


(b)  Reports on Form 8-K

     A Form 8-K was filed on September 1, 1995, describing the August 29, 1995 Agreement and Plan of Merger with TheraTx, Incorporated and related Stock Option Agreement and Stockholders Agreement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HELIAN HEALTH GROUP, INC.

OCTOBER 13, 1995

                           /S/ HERBERT W. FOSTER
                          ------------------------------------------------------
                               HERBERT W. FOSTER, ACTING CHIEF FINANCIAL OFFICER



OCTOBER 13, 1995

                         /S/ DONALD C. BLANDING
                        --------------------------------------------------------
                             DONALD C. BLANDING, TREASURER